Form 10-K
period 2023-12-31
BMO 2023-C4 Mortgage Trust
filed 2024-03-28
CIK 1957662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number of issuing entity: 333-255934-04

Central Index Key Number of the issuing entity: 0001957662

BMO 2023-C4 Mortgage Trust

(exact name of issuing entity as specified in its charter)

Central Index Key Number of the depositor: 0001861132

BMO Commercial Mortgage Securities LLC

(exact name of the depositor as specified in its charter)

Central Index Key Number of the sponsor: 0000927971

Bank of Montreal

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001701238

Citi Real Estate Funding Inc.

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001592182

LMF Commercial LLC

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001624053

Argentic Real Estate Finance LLC

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001840727

3650 Real Estate Investment Trust 2 LLC

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001542256

Natixis Real Estate Capital LLC

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001894245

Oceanview Commercial Mortgage Finance, LLC

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001931347

Greystone Commercial Mortgage Capital LLC

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001548405

Starwood Mortgage Capital LLC

(exact name of the sponsor as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	38-4238405 38-4238406 (I.R.S. Employer Identification Numbers)

c/o Computershare Trust Company, N.A.

9062 Old Annapolis Road

 Columbia, MD

(Address of principal executive offices)

21045

(Zip Code)

Telephone number, including area code:

(667) 786‑1992

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None

Securities registered pursuant to Section 12(g) of the Act:

  NONE.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

  Yes ___ No X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

  Yes ___ No X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  Yes X No ___

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

  Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ___

Accelerated filer ___

Non-accelerated filer X

Smaller reporting company ___

Emerging growth company ___

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ___

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ___

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ___

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

  Yes ___ No X

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

  Not applicable.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

  Not applicable.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

  Not applicable.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2) Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

  Not applicable.

EXPLANATORY NOTES

1.  The Gilardian NYC Portfolio mortgage loan, which represented approximately 3.6% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The 575 Broadway mortgage loan, which represented approximately 3.3% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity.  The Gilardian NYC Portfolio mortgage loan and the 575 Broadway mortgage loan and each of the related companion loans were serviced pursuant to the BMO 2024-C4 PSA (as defined in Item 15 below) prior to February 28, 2023.  The Gilardian NYC Portfolio mortgage loan and the 575 Broadway mortgage loan and each of the related companion loans are serviced pursuant to the FIVE 2023-V1 PSA (as defined in Item 15 below) on and after February 28, 2023.

2.  The 70 Hudson Street mortgage loan, which represented approximately 4.6% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The WRS Retail Portfolio mortgage loan, which represented approximately 4.5% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity.   The 70 Hudson Street mortgage loan and the WRS Retail Portfolio mortgage loan and each of the related companion loans are serviced pursuant to the BBCMS 2022-C18 PSA (as defined in Item 15 below).

3.  The Triple Net Portfolio mortgage loan, which represented approximately 2.5% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The 800 Cesar Chavez mortgage loan, which represented approximately 1.9% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity.   The Triple Net Portfolio mortgage loan and the 800 Cesar Chavez mortgage loan and each of the related companion loans are serviced pursuant to the 3650R 2022-PF2 PSA (as defined in Item 15 below).

4.  The Great Lakes Crossing Outlets mortgage loan, which represented approximately 3.3% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Great Lakes Crossing Outlets mortgage loan and each of the related companion loan(s) were serviced pursuant to the BMO 2024-C4 PSA (as defined in Item 15 below) prior to April 21, 2023.  The Great Lakes Crossing Outlets mortgage loan and each of the related companion loan(s) are serviced pursuant to Benchmark 2023-B38 PSA (as defined in Item 15 below) on and after April 21, 2023.

5.  The Green Acres mortgage loan, which represented approximately 3.3% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Green Acres mortgage loan and each of the related companion loan(s) were serviced pursuant to the BMO 2024-C4 PSA (as defined in Item 15 below) prior to May 25, 2023.  The Green Acres mortgage loan and each of the related companion loan(s) are serviced pursuant to Benchmark 2023-V2 PSA (as defined in Item 15 below) on and after May 25, 2023.

6.  The IPG Portfolio mortgage loan, which represented approximately 3.6% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity.  The IPG Portfolio mortgage loan and each of the related companion loan(s) are serviced pursuant to the Benchmark 2022-B37 PSA (as defined in Item 15 below).

7.  The Kingston Square Apartments mortgage loan, which represented approximately 1.8% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity.  The Kingston Square Apartments mortgage loan and each of the related companion loan(s) are serviced pursuant to the BMO 2022-C3 PSA (as defined in Item 15 below).   Effective as of May 10, 2023, Midland Loan Services, a Division of PNC Bank was terminated as the special servicer (other than with respect to the La Habra Marketplace whole loan) under the BMO 2022-C3 PSA and K-Star Asset Management LLC has been appointed to act as successor special servicer (other than with respect to the La Habra Marketplace whole loan) under the BMO 2022-C3 PSA, as disclosed in the Current Report on Form 8-K filed by the registrant on May 10, 2023 under Commission File No. 333-255934-04.

8.  The Latitude at South Portland mortgage loan, which represented approximately 3.4% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity.  The Latitude at South Portland mortgage loan and each of the related companion loan(s) were serviced pursuant to the BMO 2024-C4 PSA (as defined in Item 15 below) prior to April 27, 2023.  The Latitude at South Portland mortgage loan and each of the related companion loan(s) are serviced pursuant to the BBCMS 2023-C19 PSA (as defined in Item 15 below) on and after April 27, 2023.

9.  The Oak Ridge Office Park mortgage loan, which represented approximately 1.3% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity.  The Oak Ridge Office Park mortgage loan and each of the related companion loan(s) are serviced pursuant to the BBCMS 2022-C16 PSA (as defined in Item 15 below).

10.  The Orizon Aerostructures mortgage loan, which represented approximately 3.4% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity.  The Orizon Aerostructures mortgage loan and each of the related companion loan(s) were serviced pursuant to the BMO 2024-C4 PSA (as defined in Item 15 below) prior to June 21, 2023.  The Orizon Aerostructures mortgage loan and each of the related companion loan(s) are serviced pursuant to the BMO 2023-C5 PSA (as defined in Item 15 below) on and after June 21, 2023.

11.  The Park West Village mortgage loan, which represented approximately 3.3% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity.  The Park West Village mortgage loan and each of the related companion loan(s) are serviced pursuant to the BBCMS 2022-C17 PSA (as defined in Item 15 below).

12.  The PetSmart HQ mortgage loan, which represented approximately 1.6% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity.  The PetSmart HQ mortgage loan and each of the related companion loan(s) are serviced pursuant to the 3650R 2021-PF1 PSA (as defined in Item 15 below).

13.  The Rialto Industrial mortgage loan, which represented approximately 4.5% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity.  The Rialto Industrial mortgage loan and each of the related companion loan(s) were serviced pursuant to the BBCMS 2022-C18 PSA (as defined in Item 15 below) prior to May 25, 2023.  The Rialto Industrial mortgage loan and each of the related companion loan(s) are serviced pursuant to the MSWF 2023-1  PSA (as defined in Item 15 below) on and after May 25, 2023.

14.   Pursuant to Instruction 3 to Item 1122 of Regulation AB, the report on assessment of compliance with servicing criteria and attestation report on assessment of compliance with servicing criteria of (i) BellOak, LLC, as operating advisor for the Green Acres mortgage loan under the Benchmark 2023-V2 PSA, (ii) Wilmington Trust, National Association, as trustee under the BBCMS 2022-C16 PSA, pursuant to which the Oak Ridge Office Park mortgage loan is serviced and (iii) Wells Fargo Bank, National Association, as master servicer under the MSWF 2023-1 PSA, pursuant to which the Rialto Industrial mortgage loan is serviced, are not included in this report on Form 10-K because each of BellOak, LLC, Wilmington Trust, National Association and Wells Fargo Bank, National Association performed activities that address the servicing criteria specified in Item 1122(d) of Regulation AB with respect to 5% or less of the pool assets of the issuing entity. This annual report on Form 10-K does not include the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of (i) Computershare Trust Company, National Association as certificate administrator under the FIVE 2023-V1 PSA, the BBCMS 2022-C18 PSA, the 3650R 2022-PF2 PSA, the Benchmark 2023-B38 PSA, the Benchmark 2023-V2 PSA, the Benchmark 2022-B37 PSA, the BMO 2022-C3 PSA, the BBCMS 2023-C19 PSA, the BBCMS 2022-C16 PSA, the BMO 2023-C5 PSA, the BBCMS 2022-C17 PSA and the MSWF 2023-1 PSA and (ii) Wells Fargo Bank, National Association, as certificate administrator under the 3650R 2021-PF1 PSA, because the certificate administrator under each such pooling and servicing agreement or trust and servicing agreement, as applicable, does not perform any activities that address the servicing criteria specified in Item 1122(d) of Regulation AB with respect to the issuing entity.

15.  This report on Form 10-K does not include the servicer compliance statements of (i) K-Star Asset Management LLC, as special servicer for the Kingston Square Apartments mortgage loan under the BMO 2022-C3 PSA on and after May 10, 2023, (ii) KeyBank National Association, as master servicer under the BBCMS 2023-C19 PSA, pursuant to which the Latitude at South Portland mortgage loan is serviced on and after April 27, 2023, (iii) K-Star Asset Management LLC, as special servicer for the Latitude at South Portland mortgage loan under the BBCMS 2023-C19 PSA on and after April 27, 2023, (iv) KeyBank National Association, as master servicer and as special servicer under the BBCMS 2022-C17 PSA, pursuant to which the Park West Village mortgage loan is serviced and (v) Wells Fargo Bank, National Association, as master servicer under the MSWF 2023-1 PSA, pursuant to which the Rialto Industrial mortgage loan is serviced on and after May 25, 2023, because each of K-Star Asset Management LLC, KeyBank National Association and Wells Fargo Bank, National Association is an unaffiliated party that services less than 10% of the pool assets of the issuing entity, and therefore is not a servicer that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.  This annual report on Form 10-K does not include the servicer compliance statements of (i) Computershare Trust Company, National Association as certificate administrator under the FIVE 2023-V1 PSA, the BBCMS 2022-C18 PSA, the 3650R 2022-PF2 PSA, the Benchmark 2023-B38 PSA, the Benchmark 2023-V2 PSA, the Benchmark 2022-B37 PSA, the BMO 2022-C3 PSA, the BBCMS 2023-C19 PSA, the BBCMS 2022-C16 PSA, the BMO 2023-C5 PSA, the BBCMS 2022-C17 PSA and the MSWF 2023-1 PSA and (ii) Wells Fargo Bank, National Association, as certificate administrator under the 3650R 2021-PF1 PSA, because the certificate administrator under each such pooling and servicing agreement or trust and servicing agreement, as applicable, is not a servicer that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB with respect to the issuing entity.

PART I
Item 1.	Business.
Omitted.
Item 1A.	Risk Factors.
Omitted.
Item 1B.	Unresolved Staff Comments.
None.
Item 1C.	Cybersecurity. Omitted.
Item 2.	Properties.
Omitted.
Item 3.	Legal Proceedings.
Omitted.
Item 4.	Mine Safety Disclosures.

PART II
Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Omitted.
Item 6.	Selected Financial Data.
Omitted.
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
Omitted.
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
Omitted.
Item 8.	Financial Statements and Supplementary Data.
Omitted.
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Omitted.
Item 9A.	Controls and Procedures.
Omitted.
Item 9B.	Other Information.
None.
Item 9C.	Disclosure regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10.	Directors, Executive Officers and Corporate Governance.
Omitted.
Item 11.	Executive Compensation.
Omitted.
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Omitted.
Item 13.	Certain Relationships and Related Transactions, and Director Independence.
Omitted.
Item 14.	Principal Accounting Fees and Services.
Omitted.

ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

With respect to the pool assets for BMO 2023-C4 Mortgage Trust, there are no significant obligors within the meaning of Item 1101(k) of Regulation AB.

Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.

No entity or group of affiliated entities provides any external credit enhancement, uses any derivative instruments or other support for the certificates within this transaction.

Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

No entity or group of affiliated entities provides any external credit enhancement, uses any derivative instruments or other support for the certificates within this transaction.

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no legal proceeding pending against the sponsors, depositor, trustee, issuing entity, servicer contemplated by Item 1108(a)(3) of Regulation AB, originator contemplated by Item 1110(b) of Regulation AB, or other party contemplated by Item 1100(d)(1) of Regulation AB, or of which any property of the foregoing is the subject, that is material to security holders.

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

Provided previously in the prospectus of the Registrant relating to the issuing entity and filed on February 14, 2023 pursuant to Rule 424(b)(2) of the Securities Act of 1933, as amended.

Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessment of compliance with the servicing criteria for asset-backed securities and the related attestation reports on such assessments of compliance are attached hereto under Item 15.

Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached hereto under Item 15.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) List the following documents filed as part of the report:

(1) Not Applicable

(2) Not Applicable

(3) Exhibits listed below are either included or incorporated by reference as indicated below:

(4.1) Pooling and Servicing Agreement, dated as of February 1, 2023 (the “BMO 2023-C4 PSA”), by and among BMO Commercial Mortgage Securities LLC, as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, LNR Partners, LLC, as special servicer, Pentalpha Surveillance LLC, as operating advisor and as asset representations reviewer, and Computershare Trust Company, National Association, as certificate administrator and trustee (filed as Exhibit 4.1 to the registrant's Current Report on Form 8-K dated February 14, 2023, and filed on February 14, 2023 under Commission File No. 333-255934-04, and is incorporated by reference herein).

(4.2) Pooling and Servicing Agreement, dated as of February 1, 2023 (the “FIVE 2023-V1 PSA”), by and among Deutsche Mortgage & Asset Receiving Corporation, as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, Greystone Servicing Company LLC, as special servicer, Park Bridge Lender Services LLC, as operating advisor and as asset representations reviewer, and Computershare Trust Company, National Association, as certificate administrator, paying agent, custodian and trustee (filed as Exhibit 4.1 to the registrant's Current Report on Form 8-K dated February 28, 2023, and filed on March 6, 2023 under Commission File No. 333-255934-04, and is incorporated by reference herein). (See Explanatory Note 1)

(4.3) Pooling and Servicing Agreement, dated as of December 1, 2022 (the “BBCMS 2022-C18 PSA”), by and among Barclays Commercial Mortgage Securities LLC, as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, Rialto Capital Advisors, LLC, as special servicer, Park Bridge Lender Services LLC, as operating advisor and as asset representations reviewer, and Computershare Trust Company, National Association, as certificate administrator and trustee (filed as Exhibit 4.2 to the registrant's Current Report on Form 8-K dated February 14, 2023, and filed on February 14, 2023 under Commission File No. 333-255934-04, and is incorporated by reference herein). (See Explanatory Note 2)

(4.4)  Pooling and Servicing Agreement, dated as of November 1, 2022 (the “3650R 2022-PF2 PSA”), by and among 3650 REIT Commercial Mortgage Securities II LLC, as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, 3650 REIT Loan Servicing LLC, as special servicer, Park Bridge Lender Services LLC, as operating advisor and as asset representations reviewer, and Computershare Trust Company, National Association, as certificate administrator and trustee (filed as Exhibit 4.5 to the registrant's Current Report on Form 8-K dated February 14, 2023, and filed on February 14, 2023 under Commission File No. 333-255934-04, and is incorporated by reference herein). (See Explanatory Note 3)

(4.5) Pooling and Servicing Agreement, dated as of April 1, 2023 (the “Benchmark 2023-B38 PSA”), by and among Deutsche Mortgage & Asset Receiving Corporation, as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, LNR Partners, LLC, as general special servicer, Argentic Services Company LP, as Pacific Design Center special servicer, Park Bridge Lender Services LLC, as operating advisor and as asset representations reviewer, and Computershare Trust Company, National Association, as certificate administrator, paying agent, custodian and trustee (filed as Exhibit 4.1 to the registrant's Current Report on Form 8-K dated April 21, 2023, and on April 27, 2023 under Commission File No. 333-255934-04, and is incorporated by reference herein).  (See Explanatory Note 4)

(4.6) Pooling and Servicing Agreement, dated as of May 1, 2023 (the “Benchmark 2023-V2 PSA”), by and among Citigroup Commercial Mortgage Securities Inc., as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, 3650 REIT Loan Servicing LLC, as special servicer, BellOak, LLC, as operating advisor and as asset representations reviewer, and Computershare Trust Company, National Association, as certificate administrator and trustee (filed as Exhibit 4.1 to the registrant's Current Report on Form 8-K dated May 25, 2023, and on May 31, 2023 under Commission File No. 333-255934-04, and is incorporated by reference herein). (See Explanatory Note 5)

(4.7) Pooling and Servicing Agreement, dated as of October 1, 2022 (the “Benchmark 2022-B37 PSA”), by and among GS Mortgage Securities Corporation II, as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, Rialto Capital Advisors, LLC, as special servicer, Pentalpha Surveillance LLC, as operating advisor and as asset representations reviewer, and Computershare Trust Company, National Association, as certificate administrator and trustee (filed as Exhibit 4.3 to the registrant's Current Report on Form 8-K dated February 14, 2023, and filed on February 14, 2023 under Commission File No. 333-255934-04, and is incorporated by reference herein). (See Explanatory Note 6)

(4.8) Pooling and Servicing Agreement, dated as of October 1, 2022 (the “BMO 2022-C3 PSA”), by and among BMO Commercial Mortgage Securities LLC, as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer, Park Bridge Services LLC, as operating advisor and as asset representations reviewer, and Computershare Trust Company, National Association, as certificate administrator and trustee (filed as Exhibit 4.6 to the registrant's Current Report on Form 8-K dated February 14, 2023, and filed on February 14, 2023 under Commission File No. 333-255934-04, and is incorporated by reference herein). (See Explanatory Note 7)

(4.9) Pooling and Servicing Agreement, dated as of April 1, 2023 (the “BBCMS 2023-C19 PSA”), by and among Barclays Commercial Mortgage Securities LLC, as depositor, KeyBank National Association, as master servicer, K-Star Asset Management LLC, as special servicer, Pentalpha Surveillance LLC, as operating advisor and as asset representations reviewer, and Computershare Trust Company, National Association, as certificate administrator and trustee (filed as Exhibit 4.1 to the registrant's Current Report on Form 8-K dated April 27, 2023, and filed on May 3, 2023 under Commission File No. 333-255934-04, and is incorporated by reference herein).  (See Explanatory Note 8)

(4.10) Pooling and Servicing Agreement, dated as of July 1, 2022 (the “BBCMS 2022-C16 PSA”), by and among Barclays Commercial Mortgage Securities LLC, as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, LNR Partners, LLC, as special servicer, Park Bridge Lender Services LLC, as operating advisor and as asset representations reviewer, Wilmington Trust, National Association, as trustee, and Computershare Trust Company, National Association, as certificate administrator (filed as Exhibit 4.8 to the registrant's Current Report on Form 8-K dated February 14, 2023, and filed on February 14, 2023 under Commission File No. 333-255934-04, and is incorporated by reference herein).  (See Explanatory Note 9)

(4.11) Pooling and Servicing Agreement, dated as of June 1, 2023 (the “BMO 2023-C5 PSA”), by and among BMO Commercial Mortgage Securities LLC, as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, Rialto Capital Advisors, LLC, as special servicer, Park Bridge Lender Services LLC, as operating advisor and as asset representations reviewer, and Computershare Trust Company, National Association, as certificate administrator and trustee (filed as Exhibit 4.1 to the registrant's Current Report on Form 8-K dated June 21, 2023, and filed on June 27, 2023 under Commission File No. 333-255934-04, and is incorporated by reference herein). (See Explanatory Note 10)

(4.12) Pooling and Servicing Agreement, dated as of September 1, 2022 (the “BBCMS 2022-C17 PSA”), by and among Barclays Commercial Mortgage Securities LLC, as depositor, KeyBank National Association, as master servicer, Argentic Services Company LP, as special servicer, KeyBank National Association, as  Park West Village special servicer, Pentalpha Surveillance LLC, as operating advisor and as asset representations reviewer, Wilmington Trust National Association, as trustee, and Computershare Trust Company, National Association, as certificate administrator (filed as Exhibit 4.4 to the registrant's Current Report on Form 8-K dated February 14, 2023, and filed on February 14, 2023 under Commission File No. 333-255934-04, and is incorporated by reference herein).  (See Explanatory Note 11)

(4.13) Pooling and Servicing Agreement, dated as of November 1, 2021 (the “3650R 2021-PF1 PSA”), by and among 3650 REIT Commercial Mortgage Securities II LLC, as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, 3650 REIT Loan Servicing LLC, as special servicer, Park Bridge Lender Services LLC, as operating advisor and as asset representations reviewer, Wells Fargo Bank, National Association, as certificate administrator and trustee (filed as Exhibit 4.7 to the registrant's Current Report on Form 8-K dated February 14, 2023, and filed on February 14, 2023 under Commission File No. 333-255934-04, and is incorporated by reference herein). (See Explanatory Note 12)

(4.14) Pooling and Servicing Agreement, dated as of May 1, 2023 (the “MSWF 2023-1 PSA”), by and among Morgan Stanley Capital I Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, Argentic Services Company LP, as special servicer, Computershare Trust Company, National Association, as certificate administrator and trustee, and Pentalpha Surveillance LLC, as operating advisor and as asset representations reviewer, (filed as Exhibit 4.1 to the registrant's Current Report on Form 8-K filed on March 28, 2024 under Commission File No. 333-255934-04, and is incorporated by reference herein).  (See Explanatory Note 13)

31  Rule 13a-14(d)/15d-14(d) Certification.

33  Reports on assessment of compliance with servicing criteria for asset-backed securities. (See Explanatory Note 14)

33.1 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer

33.2 LNR Partners, LLC, as special servicer

33.3 Pentalpha Surveillance LLC, as operating advisor

33.4 Computershare Trust Company, National Association, as certificate administrator and trustee

33.5 Computershare Trust Company, National Association, as custodian

33.6  Arbor Multifamily Lending, LLC, as primary servicer

33.7 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the FIVE 2023-V1 PSA, pursuant to which the 575 Broadway mortgage loan and the Gilardian NYC Portfolio mortgage loan are serviced. (see Exhibit 33.1)

33.8 Greystone Servicing Company LLC, as special servicer for the 575 Broadway mortgage loan and the Gilardian NYC Portfolio mortgage loan under the FIVE 2023-V1 PSA.

33.9 Park Bridge Lender Services LLC, as operating advisor for the 575 Broadway mortgage loan and the Gilardian NYC Portfolio mortgage loan under the FIVE 2023-V1 PSA.

33.10 Computershare Trust Company, National Association, as custodian for the 575 Broadway mortgage loan and the Gilardian NYC Portfolio mortgage loan under the FIVE 2023-V1 PSA. (see Exhibit 33.5)

33.11 Computershare Trust Company, National Association, as trustee under the FIVE 2023-V1 PSA, pursuant to which the 575 Broadway mortgage loan and the Gilardian NYC Portfolio mortgage loan are serviced. (see Exhibit 33.4)

33.12 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the BBCMS 2022-C18 PSA, pursuant to which the 70 Hudson Street mortgage loan, the WRS Retail Portfolio loan and the Rialto Industrial mortgage loan (prior to May 25, 2023 in the case of the Rialto Industrial mortgage loan) are serviced. (see Exhibit 33.1)

33.13 Rialto Capital Advisors, LLC, as special servicer for the 70 Hudson Street mortgage loan, the WRS Retail Portfolio loan and the Rialto Industrial mortgage loan (prior to May 25, 2023 in the case of the Rialto Industrial mortgage loan) under the BBCMS 2022-C18 PSA.

33.14 Park Bridge Lender Services LLC, as operating advisor for the 70 Hudson Street mortgage loan, the WRS Retail Portfolio loan and the Rialto Industrial mortgage loan (prior to May 25, 2023 in the case of the Rialto Industrial mortgage loan) under the BBCMS 2022-C18 PSA. (see Exhibit 33.9)

33.15 Computershare Trust Company, National Association, as custodian for the 70 Hudson Street mortgage loan, the WRS Retail Portfolio loan and the Rialto Industrial mortgage loan (prior to May 25, 2023 in the case of the Rialto Industrial mortgage loan) under the BBCMS 2022-C18 PSA. (see Exhibit 33.5)

33.16 Computershare Trust Company, National Association, as trustee under the BBCMS 2022-C18 PSA, pursuant to which the 70 Hudson Street mortgage loan, the WRS Retail Portfolio loan and the Rialto Industrial mortgage loan (prior to May 25, 2023 in the case of the Rialto Industrial mortgage loan) are serviced. (see Exhibit 33.4)

33.17 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the 3650R 2022-PF2 PSA, pursuant to which the 800 Cesar Chavez mortgage loan and the Triple Net Portfolio mortgage loan are serviced. (see Exhibit 33.1)

33.18 3650 REIT Loan Servicing LLC, as special servicer for the 800 Cesar Chavez mortgage loan and the Triple Net Portfolio mortgage loan under the 3650R 2022-PF2 PSA.

33.19 Park Bridge Lender Services LLC, as operating advisor for the 800 Cesar Chavez mortgage loan and the Triple Net Portfolio mortgage loan under the 3650R 2022-PF2 PSA. (see Exhibit 33.9)

33.20 Computershare Trust Company, National Association, as custodian for the 800 Cesar Chavez mortgage loan and the Triple Net Portfolio mortgage loan under the 3650R 2022-PF2 PSA. (see Exhibit 33.5)

33.21 Computershare Trust Company, National Association, as trustee under the 3650R 2022-PF2 PSA, pursuant to which the 800 Cesar Chavez mortgage loan and the Triple Net Portfolio mortgage loan are serviced. (see Exhibit 33.4)

33.22 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2023-B38 PSA, pursuant to which the Great Lakes Crossing Outlets mortgage loan is serviced. (see Exhibit 33.1)

33.23 LNR Partners, LLC, as special servicer for the Great Lakes Crossing Outlets mortgage loan under the Benchmark 2023-B38 PSA. (see Exhibit 33.2)

33.24 Park Bridge Lender Services LLC, as operating advisor for the Great Lakes Crossing Outlets mortgage loan under the Benchmark 2023-B38 PSA. (see Exhibit 33.9)

33.25 Computershare Trust Company, National Association, as custodian for the Great Lakes Crossing Outlets mortgage loan under the Benchmark 2023-B38 PSA. (see Exhibit 33.5)

33.26 Computershare Trust Company, National Association, as trustee under the Benchmark 2023-B38 PSA, pursuant to which the Great Lakes Crossing Outlets mortgage loan is serviced. (see Exhibit 33.4)

33.27 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2023-V2 PSA, pursuant to which the Green Acres mortgage loan is serviced. (see Exhibit 33.1)

33.28 3650 REIT Loan Servicing LLC, as special servicer for the Green Acres mortgage loan under the Benchmark 2023-V2 PSA. (see Exhibit 33.18)

33.29 BellOak, LLC, as operating advisor for the Green Acres mortgage loan under the Benchmark 2023-V2 PSA (omitted; see Explanatory Note 15)

33.30 Computershare Trust Company, National Association, as custodian for the Green Acres mortgage loan under the Benchmark 2023-V2 PSA. (see Exhibit 33.5)

33.31 Computershare Trust Company, National Association, as trustee under the Benchmark 2023-V2 PSA, pursuant to which the Green Acres mortgage loan is serviced. (see Exhibit 33.4)

33.32 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2022-B37 PSA, pursuant to which the IPG Portfolio mortgage loan is serviced. (see Exhibit 33.1)

33.33 Rialto Capital Advisors, LLC, as special servicer for the IPG Portfolio mortgage loan under the Benchmark 2022-B37 PSA. (see Exhibit 33.13)

33.34 Pentalpha Surveillance LLC, as operating advisor for the IPG Portfolio mortgage loan under the Benchmark 2022-B37 PSA. (see Exhibit 33.3)

33.35 Computershare Trust Company, National Association, as custodian for the IPG Portfolio mortgage loan under the Benchmark 2022-B37 PSA. (see Exhibit 33.5)

33.36 Computershare Trust Company, National Association, as trustee under the Benchmark 2022-B37 PSA, pursuant to which the IPG Portfolio mortgage loan is serviced. (see Exhibit 33.4)

33.37 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the BMO 2022-C3 PSA, pursuant to which the Kingston Square Apartments mortgage loan is serviced. (see Exhibit 33.1)

33.38 Midland Loan Services, a Division of PNC Bank, National Association, as special servicer for the Kingston Square Apartments mortgage loan under the BMO 2022-C3 PSA prior to May 10, 2023. (see Exhibit 33.1)

33.39  K-Star Asset Management LLC, as special servicer for the Kingston Square Apartments mortgage loan under the BMO 2022-C3 PSA on and after May 10, 2023.

33.40 Park Bridge Lender Services LLC, as operating advisor for the Kingston Square Apartments mortgage loan under the BMO 2022-C3 PSA. (see Exhibit 33.9)

33.41 Computershare Trust Company, National Association, as custodian for the Kingston Square Apartments mortgage loan under the BMO 2022-C3 PSA. (see Exhibit 33.5)

33.42 Computershare Trust Company, National Association, as trustee under the BMO 2022-C3 PSA, pursuant to which the Kingston Square Apartments mortgage loan is serviced. (see Exhibit 33.4)

33.43 KeyBank National Association, as master servicer under the BBCMS 2023-C19 PSA, pursuant to which the Latitude at South Portland mortgage loan is serviced.

33.44 K-Star Asset Management LLC, as special servicer for the Latitude at South Portland mortgage loan under the BBCMS 2023-C19 PSA. (see Exhibit 33.39)

33.45 Pentalpha Surveillance LLC, as operating advisor for the Latitude at South Portland mortgage loan under the BBCMS 2023-C19 PSA. (see Exhibit 33.3)

33.46 Computershare Trust Company, National Association, as custodian for the Latitude at South Portland mortgage loan under the BBCMS 2023-C19 PSA. (see Exhibit 33.5)

33.47 Computershare Trust Company, National Association, as trustee under the BBCMS 2023-C19 PSA, pursuant to which the Latitude at South Portland mortgage loan is serviced. (see Exhibit 33.4)

33.48 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the BBCMS 2022-C16 PSA, pursuant to which the Oak Ridge Office Park mortgage loan is serviced. (see Exhibit 33.1)

33.49 LNR Partners, LLC, as special servicer for the Oak Ridge Office Park mortgage loan under the BBCMS 2022-C16 PSA. (see Exhibit 33.2)

33.50 Park Bridge Lender Services LLC, as operating advisor for the Oak Ridge Office Park mortgage loan under the BBCMS 2022-C16 PSA. (see Exhibit 33.9)

33.51 Computershare Trust Company, National Association, as custodian for the Oak Ridge Office Park mortgage loan under the BBCMS 2022-C16 PSA. (see Exhibit 33.5)

33.52 Wilmington Trust, National Association, as trustee under the BBCMS 2022-C16 PSA, pursuant to which the Oak Ridge Office Park mortgage loan is serviced. (omitted; see Explanatory Note 14)

33.53 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the BMO 2023-C5 PSA, pursuant to which the Orizon Aerostructures mortgage loan is serviced. (see Exhibit 33.1)

33.54 Rialto Capital Advisors, LLC, as special servicer for the Orizon Aerostructures mortgage loan under the BMO 2023-C5 PSA. (see Exhibit 33.13)

33.55 Park Bridge Lender Services LLC, as operating advisor for the Orizon Aerostructures mortgage loan under the BMO 2023-C5 PSA. (see Exhibit 33.9)

33.56 Computershare Trust Company, National Association, as custodian for the Orizon Aerostructures mortgage loan under the BMO 2023-C5 PSA. (see Exhibit 33.5)

33.57 Computershare Trust Company, National Association, as trustee under the BMO 2023-C5 PSA, pursuant to which the Orizon Aerostructures mortgage loan is serviced. (see Exhibit 33.4)

33.58 KeyBank National Association, as master servicer under the BBCMS 2022-C17 PSA, pursuant to which the Park West Village mortgage loan is serviced. (see Exhibit 33.43)

33.59 KeyBank National Association, as Park West Village special servicer for the Park West Village mortgage loan under the BBCMS 2022-C17 PSA. (see Exhibit 33.43)

33.60 Pentalpha Surveillance LLC, as operating advisor for the Park West Village mortgage loan under the BBCMS 2022-C17 PSA. (see Exhibit 33.3)

33.61 Computershare Trust Company, National Association, as custodian for the Park West Village mortgage loan under the BBCMS 2022-C17 PSA. (see Exhibit 33.5)

33.62 Computershare Trust Company, National Association, as trustee under the BBCMS 2022-C17 PSA, pursuant to which the Park West Village mortgage loan is serviced. (see Exhibit 33.4)

33.63 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the 3650R 2021-PF1 PSA, pursuant to which the PetSmart HQ mortgage loan is serviced. (see Exhibit 33.1)

33.64 3650 REIT Loan Servicing LLC, as special servicer for the for the PetSmart HQ mortgage loan under the 3650R 2021-PF1 PSA. (see Exhibit 33.18)

33.65 Park Bridge Lender Services LLC, as operating advisor for the PetSmart HQ mortgage loan under the 3650R 2021-PF1 PSA. (see Exhibit 33.9)

33.66 Wells Fargo Bank, National Association, as custodian for the PetSmart HQ mortgage loan under the 3650R 2021-PF1 PSA.

33.67 Computershare Trust Company, National Association, as agent for Wells Fargo Bank, National Association, as custodian for the PetSmart HQ mortgage loan under the 3650R 2021-PF1 PSA. (see Exhibit 33.5)

33.68 Wells Fargo Bank, National Association, as trustee under the 3650R 2021-PF1 PSA, pursuant to which the PetSmart HQ mortgage loan is serviced.

33.69 Computershare Trust Company, National Association, as agent for Wells Fargo Bank, National Association, as trustee under the 3650R 2021-PF1 PSA, pursuant to which the PetSmart HQ mortgage loan is serviced. (see Exhibit 33.4)

33.70 Wells Fargo Bank, National Association, as master servicer under the MSWF 2023-1 PSA, pursuant to which the Rialto Industrial mortgage loan is serviced on and after May 25, 2023. (omitted; see Explanatory Note 14)

33.71 Argentic Services Company LP, as special servicer for the Rialto Industrial mortgage loan under the MSWF 2023-1 PSA. (omitted; see Explanatory Note 14)

33.72 Pentalpha Surveillance LLC, as operating advisor for the Rialto Industrial mortgage loan under the MSWF 2023-1 PSA. (see Exhibit 33.3)

33.73 Computershare Trust Company, National Association, as custodian for the Rialto Industrial mortgage loan under the MSWF 2023-1 PSA. (see Exhibit 33.5)

33.74 Computershare Trust Company, National Association, as trustee under the MSWF 2023-1 PSA, pursuant to which the Rialto Industrial mortgage loan is serviced. (see Exhibit 33.4)

34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities. (See Explanatory Note 14)

34.1 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer

34.2 LNR Partners, LLC, as special servicer

34.3 Pentalpha Surveillance LLC, as operating advisor

34.4 Computershare Trust Company, National Association, as certificate administrator and trustee

34.5 Computershare Trust Company, National Association, as custodian

34.6  Arbor Multifamily Lending, LLC, as primary servicer

34.7 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the FIVE 2023-V1 PSA, pursuant to which the 575 Broadway mortgage loan and the Gilardian NYC Portfolio mortgage loan are serviced. (see Exhibit 34.1)

34.8 Greystone Servicing Company LLC, as special servicer for the 575 Broadway mortgage loan and the Gilardian NYC Portfolio mortgage loan under the FIVE 2023-V1 PSA.

34.9 Park Bridge Lender Services LLC, as operating advisor for the 575 Broadway mortgage loan and the Gilardian NYC Portfolio mortgage loan under the FIVE 2023-V1 PSA.

34.10 Computershare Trust Company, National Association, as custodian for the 575 Broadway mortgage loan and the Gilardian NYC Portfolio mortgage loan under the FIVE 2023-V1 PSA. (see Exhibit 34.5)

34.11 Computershare Trust Company, National Association, as trustee under the FIVE 2023-V1 PSA, pursuant to which the 575 Broadway mortgage loan and the Gilardian NYC Portfolio mortgage loan are serviced. (see Exhibit 34.4)

34.12 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the BBCMS 2022-C18 PSA, pursuant to which the 70 Hudson Street mortgage loan, the WRS Retail Portfolio loan and the Rialto Industrial mortgage loan (prior to May 25, 2023 in the case of the Rialto Industrial mortgage loan) are serviced. (see Exhibit 34.1)

34.13 Rialto Capital Advisors, LLC, as special servicer for the 70 Hudson Street mortgage loan, the WRS Retail Portfolio loan and the Rialto Industrial mortgage loan (prior to May 25, 2023 in the case of the Rialto Industrial mortgage loan) under the BBCMS 2022-C18 PSA.

34.14 Park Bridge Lender Services LLC, as operating advisor for the 70 Hudson Street mortgage loan, the WRS Retail Portfolio loan and the Rialto Industrial mortgage loan (prior to May 25, 2023 in the case of the Rialto Industrial mortgage loan) under the BBCMS 2022-C18 PSA. (see Exhibit 34.9)

34.15 Computershare Trust Company, National Association, as custodian for the 70 Hudson Street mortgage loan, the WRS Retail Portfolio loan and the Rialto Industrial mortgage loan (prior to May 25, 2023 in the case of the Rialto Industrial mortgage loan) under the BBCMS 2022-C18 PSA. (see Exhibit 34.5)

34.16 Computershare Trust Company, National Association, as trustee under the BBCMS 2022-C18 PSA, pursuant to which the 70 Hudson Street mortgage loan, the WRS Retail Portfolio loan and the Rialto Industrial mortgage loan (prior to May 25, 2023 in the case of the Rialto Industrial mortgage loan) are serviced. (see Exhibit 34.4)

34.17 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the 3650R 2022-PF2 PSA, pursuant to which the 800 Cesar Chavez mortgage loan and the Triple Net Portfolio mortgage loan are serviced. (see Exhibit 34.1)

34.18 3650 REIT Loan Servicing LLC, as special servicer for the 800 Cesar Chavez mortgage loan and the Triple Net Portfolio mortgage loan under the 3650R 2022-PF2 PSA.

34.19 Park Bridge Lender Services LLC, as operating advisor for the 800 Cesar Chavez mortgage loan and the Triple Net Portfolio mortgage loan under the 3650R 2022-PF2 PSA. (see Exhibit 34.9)

34.20 Computershare Trust Company, National Association, as custodian for the 800 Cesar Chavez mortgage loan and the Triple Net Portfolio mortgage loan under the 3650R 2022-PF2 PSA. (see Exhibit 34.5)

34.21 Computershare Trust Company, National Association, as trustee under the 3650R 2022-PF2 PSA, pursuant to which the 800 Cesar Chavez mortgage loan and the Triple Net Portfolio mortgage loan are serviced. (see Exhibit 34.4)

34.22 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2023-B38 PSA, pursuant to which the Great Lakes Crossing Outlets mortgage loan is serviced. (see Exhibit 34.1)

34.23 LNR Partners, LLC, as special servicer for the Great Lakes Crossing Outlets mortgage loan under the Benchmark 2023-B38 PSA. (see Exhibit 34.2)

34.24 Park Bridge Lender Services LLC, as operating advisor for the Great Lakes Crossing Outlets mortgage loan under the Benchmark 2023-B38 PSA. (see Exhibit 34.9)

34.25 Computershare Trust Company, National Association, as custodian for the Great Lakes Crossing Outlets mortgage loan under the Benchmark 2023-B38 PSA. (see Exhibit 34.5)

34.26 Computershare Trust Company, National Association, as trustee under the Benchmark 2023-B38 PSA, pursuant to which the Great Lakes Crossing Outlets mortgage loan is serviced. (see Exhibit 34.4)

34.27 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2023-V2 PSA, pursuant to which the Green Acres mortgage loan is serviced. (see Exhibit 34.1)

34.28 3650 REIT Loan Servicing LLC, as special servicer for the Green Acres mortgage loan under the Benchmark 2023-V2 PSA. (see Exhibit 34.18)

34.29 BellOak, LLC, as operating advisor for the Green Acres mortgage loan under the Benchmark 2023-V2 PSA. (omitted; see Explanatory Note 15)

34.30 Computershare Trust Company, National Association, as custodian for the Green Acres mortgage loan under the Benchmark 2023-V2 PSA. (see Exhibit 34.5)

34.31 Computershare Trust Company, National Association, as trustee under the Benchmark 2023-V2 PSA, pursuant to which the Green Acres mortgage loan is serviced. (see Exhibit 34.4)

34.32 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2022-B37 PSA, pursuant to which the IPG Portfolio mortgage loan is serviced. (see Exhibit 34.1)

34.33 Rialto Capital Advisors, LLC, as special servicer for the IPG Portfolio mortgage loan under the Benchmark 2022-B37 PSA. (see Exhibit 34.13)

34.34 Pentalpha Surveillance LLC, as operating advisor for the IPG Portfolio mortgage loan under the Benchmark 2022-B37 PSA. (see Exhibit 34.3)

34.35 Computershare Trust Company, National Association, as custodian for the IPG Portfolio mortgage loan under the Benchmark 2022-B37 PSA. (see Exhibit 34.5)

34.36 Computershare Trust Company, National Association, as trustee under the Benchmark 2022-B37 PSA, pursuant to which the IPG Portfolio mortgage loan is serviced. (see Exhibit 34.4)

34.37 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the BMO 2022-C3 PSA, pursuant to which the Kingston Square Apartments mortgage loan is serviced. (see Exhibit 34.1)

34.38 Midland Loan Services, a Division of PNC Bank, National Association, as special servicer for the Kingston Square Apartments mortgage loan under the BMO 2022-C3 PSA prior to May 10, 2023. (see Exhibit 34.1)

34.39  K-Star Asset Management LLC, as special servicer for the Kingston Square Apartments mortgage loan under the BMO 2022-C3 PSA on and after May 10, 2023.

34.40 Park Bridge Lender Services LLC, as operating advisor for the Kingston Square Apartments mortgage loan under the BMO 2022-C3 PSA. (see Exhibit 34.9)

34.41 Computershare Trust Company, National Association, as custodian for the Kingston Square Apartments mortgage loan under the BMO 2022-C3 PSA. (see Exhibit 34.5)

34.42 Computershare Trust Company, National Association, as trustee under the BMO 2022-C3 PSA, pursuant to which the Kingston Square Apartments mortgage loan is serviced. (see Exhibit 34.4)

34.43 KeyBank National Association, as master servicer under the BBCMS 2023-C19 PSA, pursuant to which the Latitude at South Portland mortgage loan is serviced.

34.44 K-Star Asset Management LLC, as special servicer for the Latitude at South Portland mortgage loan under the BBCMS 2023-C19 PSA. (see Exhibit 34.39)

34.45 Pentalpha Surveillance LLC, as operating advisor for the Latitude at South Portland mortgage loan under the BBCMS 2023-C19 PSA. (see Exhibit 34.3)

34.46 Computershare Trust Company, National Association, as custodian for the Latitude at South Portland mortgage loan under the BBCMS 2023-C19 PSA. (see Exhibit 34.5)

34.47 Computershare Trust Company, National Association, as trustee under the BBCMS 2023-C19 PSA, pursuant to which the Latitude at South Portland mortgage loan is serviced. (see Exhibit 34.4)

34.48 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the BBCMS 2022-C16 PSA, pursuant to which the Oak Ridge Office Park mortgage loan is serviced. (see Exhibit 34.1)

34.49 LNR Partners, LLC, as special servicer for the Oak Ridge Office Park mortgage loan under the BBCMS 2022-C16 PSA. (see Exhibit 34.2)

34.50 Park Bridge Lender Services LLC, as operating advisor for the Oak Ridge Office Park mortgage loan under the BBCMS 2022-C16 PSA. (see Exhibit 34.9)

34.51 Computershare Trust Company, National Association, as custodian for the Oak Ridge Office Park mortgage loan under the BBCMS 2022-C16 PSA. (see Exhibit 34.5)

34.52 Wilmington Trust, National Association, as trustee under the BBCMS 2022-C16 PSA, pursuant to which the Oak Ridge Office Park mortgage loan is serviced. (omitted; see Explanatory Note 14)

34.53 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the BMO 2023-C5 PSA, pursuant to which the Orizon Aerostructures mortgage loan is serviced. (see Exhibit 34.1)

34.54 Rialto Capital Advisors, LLC, as special servicer for the Orizon Aerostructures mortgage loan under the BMO 2023-C5 PSA. (see Exhibit 34.13)

34.55 Park Bridge Lender Services LLC, as operating advisor for the Orizon Aerostructures mortgage loan under the BMO 2023-C5 PSA. (see Exhibit 34.9)

34.56 Computershare Trust Company, National Association, as custodian for the Orizon Aerostructures mortgage loan under the BMO 2023-C5 PSA. (see Exhibit 34.5)

34.57 Computershare Trust Company, National Association, as trustee under the BMO 2023-C5 PSA, pursuant to which the Orizon Aerostructures mortgage loan is serviced. (see Exhibit 34.4)

34.58 KeyBank National Association, as master servicer under the BBCMS 2022-C17 PSA, pursuant to which the Park West Village mortgage loan is serviced. (see Exhibit 34.43)

34.59 KeyBank National Association, as Park West Village special servicer for the Park West Village mortgage loan under the BBCMS 2022-C17 PSA. (see Exhibit 34.43)

34.60 Pentalpha Surveillance LLC, as operating advisor for the Park West Village mortgage loan under the BBCMS 2022-C17 PSA. (see Exhibit 34.3)

34.61 Computershare Trust Company, National Association, as custodian for the Park West Village mortgage loan under the BBCMS 2022-C17 PSA. (see Exhibit 34.5)

34.62 Computershare Trust Company, National Association, as trustee under the BBCMS 2022-C17 PSA, pursuant to which the Park West Village mortgage loan is serviced. (see Exhibit 34.4)

34.63 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the 3650R 2021-PF1 PSA, pursuant to which the PetSmart HQ mortgage loan is serviced. (see Exhibit 34.1)

34.64 3650 REIT Loan Servicing LLC, as special servicer for the for the PetSmart HQ mortgage loan under the 3650R 2021-PF1 PSA. (see Exhibit 34.18)

34.65 Park Bridge Lender Services LLC, as operating advisor for the PetSmart HQ mortgage loan under the 3650R 2021-PF1 PSA. (see Exhibit 34.9)

34.66 Wells Fargo Bank, National Association, as custodian for the PetSmart HQ mortgage loan under the 3650R 2021-PF1 PSA.

34.67 Computershare Trust Company, National Association, as agent for Wells Fargo Bank, National Association, as custodian for the PetSmart HQ mortgage loan under the 3650R 2021-PF1 PSA. (see Exhibit 34.5)

34.68 Wells Fargo Bank, National Association, as trustee under the 3650R 2021-PF1 PSA, pursuant to which the PetSmart HQ mortgage loan is serviced.

34.69 Computershare Trust Company, National Association, as agent for Wells Fargo Bank, National Association, as trustee under the 3650R 2021-PF1 PSA, pursuant to which the PetSmart HQ mortgage loan is serviced. (see Exhibit 34.4)

34.70 Wells Fargo Bank, National Association, as master servicer under the MSWF 2023-1 PSA, pursuant to which the Rialto Industrial mortgage loan is serviced on and after May 25, 2023. (omitted; see Explanatory Note 14)

34.71 Argentic Services Company LP, as special servicer for the Rialto Industrial mortgage loan under the MSWF 2023-1 PSA. (omitted; see Explanatory Note 14)

34.72 Pentalpha Surveillance LLC, as operating advisor for the Rialto Industrial mortgage loan under the MSWF 2023-1 PSA. (see Exhibit 34.3)

34.73 Computershare Trust Company, National Association, as custodian for the Rialto Industrial mortgage loan under the MSWF 2023-1 PSA. (see Exhibit 34.5)

34.74 Computershare Trust Company, National Association, as trustee under the MSWF 2023-1 PSA, pursuant to which the Rialto Industrial mortgage loan is serviced. (see Exhibit 34.4)

35 Servicer compliance statement. (See Explanatory Note 15)

35.1 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer

35.2 LNR Partners, LLC, as special servicer

35.3 Computershare Trust Company, National Association, as certificate administrator

35.4  Arbor Multifamily Lending, LLC, as primary servicer

35.5 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the FIVE 2023-V1 PSA, pursuant to which the 575 Broadway mortgage loan and the Gilardian NYC Portfolio mortgage loan are serviced. (see Exhibit 35.1)

35.6 Greystone Servicing Company LLC, as special servicer for the 575 Broadway mortgage loan and the Gilardian NYC Portfolio mortgage loan under the FIVE 2023-V1 PSA.

35.7 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the BBCMS 2022-C18 PSA, pursuant to which the 70 Hudson Street mortgage loan, the WRS Retail Portfolio loan and the Rialto Industrial mortgage loan (prior to May 25, 2023 in the case of the Rialto Industrial mortgage loan) are serviced. (see Exhibit 35.1)

35.8 Rialto Capital Advisors, LLC, as special servicer for the 70 Hudson Street mortgage loan, the WRS Retail Portfolio loan and the Rialto Industrial mortgage loan (prior to May 25, 2023 in the case of the Rialto Industrial mortgage loan) under the BBCMS 2022-C18 PSA.

35.9 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the 3650R 2022-PF2 PSA, pursuant to which the 800 Cesar Chavez mortgage loan and the Triple Net Portfolio mortgage loan are serviced. (see Exhibit 35.1)

35.10 3650 REIT Loan Servicing LLC, as special servicer for the 800 Cesar Chavez mortgage loan and the Triple Net Portfolio mortgage loan under the 3650R 2022-PF2 PSA

35.11 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2023-B38 PSA, pursuant to which the Great Lakes Crossing Outlets mortgage loan is serviced. (see Exhibit 35.1)

35.12 LNR Partners, LLC, as special servicer for the Great Lakes Crossing Outlets mortgage loan under the Benchmark 2023-B38 PSA. (see Exhibit 35.2)

35.13 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2023-V2 PSA, pursuant to which the Green Acres mortgage loan is serviced. (see Exhibit 35.1)

35.14 3650 REIT Loan Servicing LLC, as special servicer for the Green Acres mortgage loan under the Benchmark 2023-V2 PSA. (see Exhibit 35.10)

35.15 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Benchmark 2022-B37 PSA, pursuant to which the IPG Portfolio mortgage loan is serviced. (see Exhibit 35.1)

35.16 Rialto Capital Advisors, LLC, as special servicer for the IPG Portfolio mortgage loan under the Benchmark 2022-B37 PSA. (see Exhibit 35.8)

35.17 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the BMO 2022-C3 PSA, pursuant to which the Kingston Square Apartments mortgage loan is serviced. (see Exhibit 35.1)

35.18 Midland Loan Services, a Division of PNC Bank, National Association, as special servicer for the Kingston Square Apartments mortgage loan under the BMO 2022-C3 PSA prior to May 10, 2023. (see Exhibit 35.1)

35.19 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the BBCMS 2022-C16 PSA, pursuant to which the Oak Ridge Office Park mortgage loan is serviced. (see Exhibit 35.1)

35.20 LNR Partners, LLC, as special servicer for the Oak Ridge Office Park mortgage loan under the BBCMS 2022-C16 PSA. (see Exhibit 35.2)

35.21 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the BMO 2023-C5 PSA, pursuant to which the Orizon Aerostructures mortgage loan is serviced. (see Exhibit 35.1)

35.22 Rialto Capital Advisors, LLC, as special servicer for the Orizon Aerostructures mortgage loan under the BMO 2023-C5 PSA. (see Exhibit 35.8)

35.23  Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the 3650R 2021-PF1 PSA, pursuant to which the PetSmart HQ mortgage loan is serviced. (see Exhibit 35.1)

35.24 3650 REIT Loan Servicing LLC, as special servicer for the for the PetSmart HQ mortgage loan under the 3650R 2021-PF1 PSA. (see Exhibit 35.10)

35.25 Argentic Services Company LP, as special servicer for the Rialto Industrial mortgage loan under the MSWF 2023-1 PSA.

99.1 Mortgage Loan Purchase Agreement, dated as of February 1, 2023, between Bank of Montreal and BMO Commercial Mortgage Securities LLC, pursuant to which Bank of Montreal sold certain mortgage loans to BMO Commercial Mortgage Securities LLC (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K dated February 14, 2023, and filed on February 14, 2023 under Commission File No. 333-255934-04, and is incorporated by reference herein).

99.2 Mortgage Loan Purchase Agreement, dated as of February 1, 2023, between Citi Real Estate Funding Inc. and BMO Commercial Mortgage Securities LLC, pursuant to which Citi Real Estate Funding Inc. sold certain mortgage loans to BMO Commercial Mortgage Securities LLC (filed as Exhibit 99.2 to the registrant's Current Report on Form 8-K dated February 14, 2023, and filed on February 14, 2023  under Commission File No. 333-255934-04, and is incorporated by reference herein).

99.3 Mortgage Loan Purchase Agreement, dated as of February 1, 2023, between LMF Commercial, LLC and BMO Commercial Mortgage Securities LLC, pursuant to which LMF Commercial, LLC sold certain mortgage loans to BMO Commercial Mortgage Securities LLC (filed as Exhibit 99.3 to the registrant's Current Report on Form 8-K dated February 14, 2023, and filed on February 14, 2023 under Commission File No. 333-255934-04, and is incorporated by reference herein).

99.4 Mortgage Loan Purchase Agreement, dated as of February 1, 2023, between Argentic Real Estate Finance LLC and BMO Commercial Mortgage Securities LLC, pursuant to which Argentic Real Estate Finance LLC. sold certain mortgage loans to BMO Commercial Mortgage Securities LLC (filed as Exhibit 99.4 to the registrant's Current Report on Form 8-K dated February 14, 2023, and filed on February 14, 2023 under Commission File No. 333-255934-04, and is incorporated by reference herein).

99.5 Mortgage Loan Purchase Agreement, dated as of February 1, 2023, between 3650 Real Estate Investment Trust 2 LLC and BMO Commercial Mortgage Securities LLC, pursuant to which 3650 Real Estate Investment Trust 2 LLC sold certain mortgage loans to BMO Commercial Mortgage Securities LLC (filed as Exhibit 99.5 to the registrant's Current Report on Form 8-K dated February 14, 2023, and filed on February 14, 2023  under Commission File No. 333-255934-04, and is incorporated by reference herein).

99.6 Mortgage Loan Purchase Agreement, dated as of February 1, 2023, between Natixis Real Estate Capital LLC and BMO Commercial Mortgage Securities LLC, pursuant to which Natixis Real Estate Capital LLC sold certain mortgage loans to BMO Commercial Mortgage Securities LLC (filed as Exhibit 99.6 to the registrant's Current Report on Form 8-K dated February 14, 2023, and filed on February 14, 2023 under Commission File No. 333-255934-04, and is incorporated by reference herein).

99.7 Mortgage Loan Purchase Agreement, dated as of February 1, 2023, between Oceanview Commercial Mortgage Finance, LLC, Oceanview U.S. Holdings Corp. and BMO Commercial Mortgage Securities LLC, pursuant to which Oceanview Commercial Mortgage Finance, LLC sold certain mortgage loans to BMO Commercial Mortgage Securities LLC (filed as Exhibit 99.7 to the registrant's Current Report on Form 8-K dated February 14, 2023, and filed on February 14, 2023 under Commission File No. 333-255934-04, and is incorporated by reference herein).

99.8 Mortgage Loan Purchase Agreement, dated as of February 1, 2023, between Greystone Commercial Mortgage Capital LLC, Greystone Select Company II LLC and BMO Commercial Mortgage Securities LLC, pursuant to which Greystone Commercial Mortgage Capital LLC sold certain mortgage loans to BMO Commercial Mortgage Securities LLC (filed as Exhibit 99.8 to the registrant's Current Report on Form 8-K dated February 14, 2023, and filed on February 14, 2023 under Commission File No. 333-255934-04, and is incorporated by reference herein).

99.9 Mortgage Loan Purchase Agreement, dated as of February 1, 2023, between Starwood Mortgage Capital LLC and BMO Commercial Mortgage Securities LLC, pursuant to which Starwood Mortgage Capital LLC sold certain mortgage loans to BMO Commercial Mortgage Securities LLC (filed as Exhibit 99.9 to the registrant's Current Report on Form 8-K dated February 14, 2023, and filed on February 14, 2023 under Commission File No. 333-255934-04, and is incorporated by reference herein).

99.10  Primary Servicing Agreement, dated as of February 1, 2023, between Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, and Arbor Multifamily Lending, LLC, as primary servicer (filed as Exhibit 99.10 to the registrant's Current Report on Form 8-K dated February 14, 2023, and filed on February 14, 2023 under Commission File No. 333-255934-04, and is incorporated by reference herein).

(b) The exhibits required to be filed by Registrant pursuant to Item 601of Regulation S-K are listed above.

(c) Not Applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BMO Commercial Mortgage Securities LLC

(Depositor)

/s/ Paul Vanderslice

Paul Vanderslice, Chief Executive Officer

(senior officer in charge of securitization of the depositor)

Date: March 28, 2024