Form 10-K
period 2024-12-31
BMO 2023-C4 Mortgage Trust
filed 2025-03-31
CIK 1957662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

  Not applicable.

EXPLANATORY NOTES

1.  The Gilardian NYC Portfolio mortgage loan, which represented approximately 3.6% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The 575 Broadway mortgage loan, which represented approximately 3.3% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity.  The Gilardian NYC Portfolio mortgage loan and the 575 Broadway mortgage loan and each of the related companion loans are serviced pursuant to the FIVE 2023-V1 PSA (as defined in Item 15 below).

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

4.  The Great Lakes Crossing Outlets mortgage loan, which represented approximately 3.3% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity.  The Great Lakes Crossing Outlets mortgage loan and each of the related companion loan(s) are serviced pursuant to Benchmark 2023-B38 PSA (as defined in Item 15 below).

5.  The Green Acres mortgage loan, which represented approximately 3.3% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity.  The Green Acres mortgage loan and each of the related companion loan(s) are serviced pursuant to Benchmark 2023-V2 PSA (as defined in Item 15 below).

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

8.  The Latitude at South Portland mortgage loan, which represented approximately 3.4% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity.  The Latitude at South Portland mortgage loan and each of the related companion loan(s) are serviced pursuant to the BBCMS 2023-C19 PSA (as defined in Item 15 below).

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

10.  The Orizon Aerostructures mortgage loan, which represented approximately 3.4% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity.  The Orizon Aerostructures mortgage loan and each of the related companion loan(s) are serviced pursuant to the BMO 2023-C5 PSA (as defined in Item 15 below).

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

13.  The Rialto Industrial mortgage loan, which represented approximately 4.5% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity.  The Rialto Industrial mortgage loan and each of the related companion loan(s) were serviced pursuant to the BBCMS 2022-C18 PSA (as defined in Item 15 below) prior to May 25, 2023.  The Rialto Industrial mortgage loan and each of the related companion loan(s) are serviced pursuant to the MSWF 2023-1  PSA (as defined in Item 15 below).

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

15.  This report on Form 10-K does not include the servicer compliance statements of (i) K-Star Asset Management LLC, as special servicer for the Kingston Square Apartments mortgage loan under the BMO 2022-C3 PSA, (ii) KeyBank National Association, as master servicer under the BBCMS 2023-C19 PSA, pursuant to which the Latitude at South Portland mortgage loan is serviced on and after April 27, 2023, (iii) K-Star Asset Management LLC, as special servicer for the Latitude at South Portland mortgage loan under the BBCMS 2023-C19 PSA, (iv) KeyBank National Association, as master servicer and as special servicer under the BBCMS 2022-C17 PSA, pursuant to which the Park West Village mortgage loan is serviced and (v) Wells Fargo Bank, National Association, as master servicer under the MSWF 2023-1 PSA, pursuant to which the Rialto Industrial mortgage loan is serviced, because each of K-Star Asset Management LLC, KeyBank National Association and Wells Fargo Bank, National Association is an unaffiliated party that services less than 10% of the pool assets of the issuing entity, and therefore is not a servicer that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.  This annual report on Form 10-K does not include the servicer compliance statements of (i) Computershare Trust Company, National Association as certificate administrator under the FIVE 2023-V1 PSA, the BBCMS 2022-C18 PSA, the 3650R 2022-PF2 PSA, the Benchmark 2023-B38 PSA, the Benchmark 2023-V2 PSA, the Benchmark 2022-B37 PSA, the BMO 2022-C3 PSA, the BBCMS 2023-C19 PSA, the BBCMS 2022-C16 PSA, the BMO 2023-C5 PSA, the BBCMS 2022-C17 PSA and the MSWF 2023-1 PSA and (ii) Wells Fargo Bank, National Association, as certificate administrator under the 3650R 2021-PF1 PSA, because the certificate administrator under each such pooling and servicing agreement or trust and servicing agreement, as applicable, is not a servicer that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB with respect to the issuing entity.

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

33.10 Computershare Trust Company, National Association, as custodian for the 575 Broadway mortgage loan and the Gilardian NYC Portfolio mortgage loan under the FIVE 2023-V1 PSA. (see Exhibit 33.5)

33.11 Computershare Trust Company, National Association, as trustee under the FIVE 2023-V1 PSA, pursuant to which the 575 Broadway mortgage loan and the Gilardian NYC Portfolio mortgage loan are serviced. (see Exhibit 33.4)

33.12 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the BBCMS 2022-C18 PSA, pursuant to which the 70 Hudson Street mortgage loan and the WRS Retail Portfolio loan are serviced. (see Exhibit 33.1)

33.13 Rialto Capital Advisors, LLC, as special servicer for the 70 Hudson Street mortgage loan and the WRS Retail Portfolio loan under the BBCMS 2022-C18 PSA.

33.14 Park Bridge Lender Services LLC, as operating advisor for the 70 Hudson Street mortgage loan and the WRS Retail Portfolio loan under the BBCMS 2022-C18 PSA. (see Exhibit 33.9)

33.15 Computershare Trust Company, National Association, as custodian for the 70 Hudson Street mortgage loan and the WRS Retail Portfolio loan under the BBCMS 2022-C18 PSA. (see Exhibit 33.5)

33.16 Computershare Trust Company, National Association, as trustee under the BBCMS 2022-C18 PSA, pursuant to which the 70 Hudson Street mortgage loan and the WRS Retail Portfolio loan are serviced. (see Exhibit 33.4)

33.17 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the 3650R 2022-PF2 PSA, pursuant to which the 800 Cesar Chavez mortgage loan and the Triple Net Portfolio mortgage loan are serviced. (see Exhibit 33.1)

33.18 3650 REIT Loan Servicing LLC, as special servicer for the 800 Cesar Chavez mortgage loan and the Triple Net Portfolio mortgage loan under the 3650R 2022-PF2 PSA.

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

33.34 Pentalpha Surveillance LLC, as operating advisor for the IPG Portfolio mortgage loan under the Benchmark 2022-B37 PSA. (see Exhibit 33.3)

33.35 Computershare Trust Company, National Association, as custodian for the IPG Portfolio mortgage loan under the Benchmark 2022-B37 PSA. (see Exhibit 33.5)

33.36 Computershare Trust Company, National Association, as trustee under the Benchmark 2022-B37 PSA, pursuant to which the IPG Portfolio mortgage loan is serviced. (see Exhibit 33.4)

33.37 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the BMO 2022-C3 PSA, pursuant to which the Kingston Square Apartments mortgage loan is serviced. (see Exhibit 33.1)

33.38 K-Star Asset Management LLC, as special servicer for the Kingston Square Apartments mortgage loan under the BMO 2022-C3 PSA.

33.39 Park Bridge Lender Services LLC, as operating advisor for the Kingston Square Apartments mortgage loan under the BMO 2022-C3 PSA. (see Exhibit 33.9)

33.40 Computershare Trust Company, National Association, as custodian for the Kingston Square Apartments mortgage loan under the BMO 2022-C3 PSA. (see Exhibit 33.5)

33.41 Computershare Trust Company, National Association, as trustee under the BMO 2022-C3 PSA, pursuant to which the Kingston Square Apartments mortgage loan is serviced. (see Exhibit 33.4)

33.42 KeyBank National Association, as master servicer under the BBCMS 2023-C19 PSA, pursuant to which the Latitude at South Portland mortgage loan is serviced.

33.43 K-Star Asset Management LLC, as special servicer for the Latitude at South Portland mortgage loan under the BBCMS 2023-C19 PSA. (see Exhibit 33.38)

33.44 Pentalpha Surveillance LLC, as operating advisor for the Latitude at South Portland mortgage loan under the BBCMS 2023-C19 PSA. (see Exhibit 33.3)

33.45 Computershare Trust Company, National Association, as custodian for the Latitude at South Portland mortgage loan under the BBCMS 2023-C19 PSA. (see Exhibit 33.5)

33.46 Computershare Trust Company, National Association, as trustee under the BBCMS 2023-C19 PSA, pursuant to which the Latitude at South Portland mortgage loan is serviced. (see Exhibit 33.4)

33.47 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the BBCMS 2022-C16 PSA, pursuant to which the Oak Ridge Office Park mortgage loan is serviced. (see Exhibit 33.1)

33.48 LNR Partners, LLC, as special servicer for the Oak Ridge Office Park mortgage loan under the BBCMS 2022-C16 PSA. (see Exhibit 33.2)

33.49 Park Bridge Lender Services LLC, as operating advisor for the Oak Ridge Office Park mortgage loan under the BBCMS 2022-C16 PSA. (see Exhibit 33.9)

33.50 Computershare Trust Company, National Association, as custodian for the Oak Ridge Office Park mortgage loan under the BBCMS 2022-C16 PSA. (see Exhibit 33.5)

33.51 Wilmington Trust, National Association, as trustee under the BBCMS 2022-C16 PSA, pursuant to which the Oak Ridge Office Park mortgage loan is serviced. (omitted; see Explanatory Note 14)

33.52 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the BMO 2023-C5 PSA, pursuant to which the Orizon Aerostructures mortgage loan is serviced. (see Exhibit 33.1)

33.53 Rialto Capital Advisors, LLC, as special servicer for the Orizon Aerostructures mortgage loan under the BMO 2023-C5 PSA. (see Exhibit 33.13)

33.54 Park Bridge Lender Services LLC, as operating advisor for the Orizon Aerostructures mortgage loan under the BMO 2023-C5 PSA. (see Exhibit 33.9)

33.55 Computershare Trust Company, National Association, as custodian for the Orizon Aerostructures mortgage loan under the BMO 2023-C5 PSA. (see Exhibit 33.5)

33.56 Computershare Trust Company, National Association, as trustee under the BMO 2023-C5 PSA, pursuant to which the Orizon Aerostructures mortgage loan is serviced. (see Exhibit 33.4)

33.57 KeyBank National Association, as master servicer under the BBCMS 2022-C17 PSA, pursuant to which the Park West Village mortgage loan is serviced. (see Exhibit 33.42)

33.58 KeyBank National Association, as Park West Village special servicer for the Park West Village mortgage loan under the BBCMS 2022-C17 PSA. (see Exhibit 33.42)

33.59 Pentalpha Surveillance LLC, as operating advisor for the Park West Village mortgage loan under the BBCMS 2022-C17 PSA. (see Exhibit 33.3)

33.60 Computershare Trust Company, National Association, as custodian for the Park West Village mortgage loan under the BBCMS 2022-C17 PSA. (see Exhibit 33.5)

33.61 Computershare Trust Company, National Association, as trustee under the BBCMS 2022-C17 PSA, pursuant to which the Park West Village mortgage loan is serviced. (see Exhibit 33.4)

33.62 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the 3650R 2021-PF1 PSA, pursuant to which the PetSmart HQ mortgage loan is serviced. (see Exhibit 33.1)

33.63 3650 REIT Loan Servicing LLC, as special servicer for the for the PetSmart HQ mortgage loan under the 3650R 2021-PF1 PSA. (see Exhibit 33.18)

33.64 Park Bridge Lender Services LLC, as operating advisor for the PetSmart HQ mortgage loan under the 3650R 2021-PF1 PSA. (see Exhibit 33.9)

33.65 Wells Fargo Bank, National Association, as custodian for the PetSmart HQ mortgage loan under the 3650R 2021-PF1 PSA.

33.66 Computershare Trust Company, National Association, as agent for Wells Fargo Bank, National Association, as custodian for the PetSmart HQ mortgage loan under the 3650R 2021-PF1 PSA. (see Exhibit 33.5)

33.67 Wells Fargo Bank, National Association, as trustee under the 3650R 2021-PF1 PSA, pursuant to which the PetSmart HQ mortgage loan is serviced.

33.68 Computershare Trust Company, National Association, as agent for Wells Fargo Bank, National Association, as trustee under the 3650R 2021-PF1 PSA, pursuant to which the PetSmart HQ mortgage loan is serviced. (see Exhibit 33.4)

33.69 Wells Fargo Bank, National Association, as master servicer under the MSWF 2023-1 PSA, pursuant to which the Rialto Industrial mortgage loan is serviced. (omitted; see Explanatory Note 14)

33.70 Argentic Services Company LP, as special servicer for the Rialto Industrial mortgage loan under the MSWF 2023-1 PSA. (omitted; see Explanatory Note 14)

33.71 Pentalpha Surveillance LLC, as operating advisor for the Rialto Industrial mortgage loan under the MSWF 2023-1 PSA. (see Exhibit 33.3)

33.72 Computershare Trust Company, National Association, as custodian for the Rialto Industrial mortgage loan under the MSWF 2023-1 PSA. (see Exhibit 33.5)

33.73 Computershare Trust Company, National Association, as trustee under the MSWF 2023-1 PSA, pursuant to which the Rialto Industrial mortgage loan is serviced. (see Exhibit 33.4)

34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities. (See Explanatory Note 14)

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

34.10 Computershare Trust Company, National Association, as custodian for the 575 Broadway mortgage loan and the Gilardian NYC Portfolio mortgage loan under the FIVE 2023-V1 PSA. (see Exhibit 34.5)

34.11 Computershare Trust Company, National Association, as trustee under the FIVE 2023-V1 PSA, pursuant to which the 575 Broadway mortgage loan and the Gilardian NYC Portfolio mortgage loan are serviced. (see Exhibit 34.4)

34.12 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the BBCMS 2022-C18 PSA, pursuant to which the 70 Hudson Street mortgage loan and the WRS Retail Portfolio loan are serviced. (see Exhibit 34.1)

34.13 Rialto Capital Advisors, LLC, as special servicer for the 70 Hudson Street mortgage loan and the WRS Retail Portfolio loan under the BBCMS 2022-C18 PSA.

34.14 Park Bridge Lender Services LLC, as operating advisor for the 70 Hudson Street mortgage loan and the WRS Retail Portfolio loan under the BBCMS 2022-C18 PSA. (see Exhibit 34.9)

34.15 Computershare Trust Company, National Association, as custodian for the 70 Hudson Street mortgage loan and the WRS Retail Portfolio loan under the BBCMS 2022-C18 PSA. (see Exhibit 34.5)

34.16 Computershare Trust Company, National Association, as trustee under the BBCMS 2022-C18 PSA, pursuant to which the 70 Hudson Street mortgage loan and the WRS Retail Portfolio loan are serviced. (see Exhibit 34.4)

34.17 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the 3650R 2022-PF2 PSA, pursuant to which the 800 Cesar Chavez mortgage loan and the Triple Net Portfolio mortgage loan are serviced. (see Exhibit 34.1)

34.18 3650 REIT Loan Servicing LLC, as special servicer for the 800 Cesar Chavez mortgage loan and the Triple Net Portfolio mortgage loan under the 3650R 2022-PF2 PSA.

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

34.34 Pentalpha Surveillance LLC, as operating advisor for the IPG Portfolio mortgage loan under the Benchmark 2022-B37 PSA. (see Exhibit 34.3)

34.35 Computershare Trust Company, National Association, as custodian for the IPG Portfolio mortgage loan under the Benchmark 2022-B37 PSA. (see Exhibit 34.5)

34.36 Computershare Trust Company, National Association, as trustee under the Benchmark 2022-B37 PSA, pursuant to which the IPG Portfolio mortgage loan is serviced. (see Exhibit 34.4)

34.37 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the BMO 2022-C3 PSA, pursuant to which the Kingston Square Apartments mortgage loan is serviced. (see Exhibit 34.1)

34.38 K-Star Asset Management LLC, as special servicer for the Kingston Square Apartments mortgage loan under the BMO 2022-C3 PSA.

34.39 Park Bridge Lender Services LLC, as operating advisor for the Kingston Square Apartments mortgage loan under the BMO 2022-C3 PSA. (see Exhibit 34.9)

34.40 Computershare Trust Company, National Association, as custodian for the Kingston Square Apartments mortgage loan under the BMO 2022-C3 PSA. (see Exhibit 34.5)

34.41 Computershare Trust Company, National Association, as trustee under the BMO 2022-C3 PSA, pursuant to which the Kingston Square Apartments mortgage loan is serviced. (see Exhibit 34.4)

34.42 KeyBank National Association, as master servicer under the BBCMS 2023-C19 PSA, pursuant to which the Latitude at South Portland mortgage loan is serviced.

34.43 K-Star Asset Management LLC, as special servicer for the Latitude at South Portland mortgage loan under the BBCMS 2023-C19 PSA. (see Exhibit 34.38)

34.44 Pentalpha Surveillance LLC, as operating advisor for the Latitude at South Portland mortgage loan under the BBCMS 2023-C19 PSA. (see Exhibit 34.3)

34.45 Computershare Trust Company, National Association, as custodian for the Latitude at South Portland mortgage loan under the BBCMS 2023-C19 PSA. (see Exhibit 34.5)

34.46 Computershare Trust Company, National Association, as trustee under the BBCMS 2023-C19 PSA, pursuant to which the Latitude at South Portland mortgage loan is serviced. (see Exhibit 34.4)

34.47 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the BBCMS 2022-C16 PSA, pursuant to which the Oak Ridge Office Park mortgage loan is serviced. (see Exhibit 34.1)

34.48 LNR Partners, LLC, as special servicer for the Oak Ridge Office Park mortgage loan under the BBCMS 2022-C16 PSA. (see Exhibit 34.2)

34.49 Park Bridge Lender Services LLC, as operating advisor for the Oak Ridge Office Park mortgage loan under the BBCMS 2022-C16 PSA. (see Exhibit 34.9)

34.50 Computershare Trust Company, National Association, as custodian for the Oak Ridge Office Park mortgage loan under the BBCMS 2022-C16 PSA. (see Exhibit 34.5)

34.51 Wilmington Trust, National Association, as trustee under the BBCMS 2022-C16 PSA, pursuant to which the Oak Ridge Office Park mortgage loan is serviced. (omitted; see Explanatory Note 14)

34.52 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the BMO 2023-C5 PSA, pursuant to which the Orizon Aerostructures mortgage loan is serviced. (see Exhibit 34.1)

34.53 Rialto Capital Advisors, LLC, as special servicer for the Orizon Aerostructures mortgage loan under the BMO 2023-C5 PSA. (see Exhibit 34.13)

34.54 Park Bridge Lender Services LLC, as operating advisor for the Orizon Aerostructures mortgage loan under the BMO 2023-C5 PSA. (see Exhibit 34.9)

34.55 Computershare Trust Company, National Association, as custodian for the Orizon Aerostructures mortgage loan under the BMO 2023-C5 PSA. (see Exhibit 34.5)

34.56 Computershare Trust Company, National Association, as trustee under the BMO 2023-C5 PSA, pursuant to which the Orizon Aerostructures mortgage loan is serviced. (see Exhibit 34.4)

34.57 KeyBank National Association, as master servicer under the BBCMS 2022-C17 PSA, pursuant to which the Park West Village mortgage loan is serviced. (see Exhibit 34.42)

34.58 KeyBank National Association, as Park West Village special servicer for the Park West Village mortgage loan under the BBCMS 2022-C17 PSA. (see Exhibit 34.42)

34.59 Pentalpha Surveillance LLC, as operating advisor for the Park West Village mortgage loan under the BBCMS 2022-C17 PSA. (see Exhibit 34.3)

34.60 Computershare Trust Company, National Association, as custodian for the Park West Village mortgage loan under the BBCMS 2022-C17 PSA. (see Exhibit 34.5)

34.61 Computershare Trust Company, National Association, as trustee under the BBCMS 2022-C17 PSA, pursuant to which the Park West Village mortgage loan is serviced. (see Exhibit 34.4)

34.62 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the 3650R 2021-PF1 PSA, pursuant to which the PetSmart HQ mortgage loan is serviced. (see Exhibit 34.1)

34.63 3650 REIT Loan Servicing LLC, as special servicer for the for the PetSmart HQ mortgage loan under the 3650R 2021-PF1 PSA. (see Exhibit 34.18)

34.64 Park Bridge Lender Services LLC, as operating advisor for the PetSmart HQ mortgage loan under the 3650R 2021-PF1 PSA. (see Exhibit 34.9)

34.65 Wells Fargo Bank, National Association, as custodian for the PetSmart HQ mortgage loan under the 3650R 2021-PF1 PSA.

34.66 Computershare Trust Company, National Association, as agent for Wells Fargo Bank, National Association, as custodian for the PetSmart HQ mortgage loan under the 3650R 2021-PF1 PSA. (see Exhibit 34.5)

34.67 Wells Fargo Bank, National Association, as trustee under the 3650R 2021-PF1 PSA, pursuant to which the PetSmart HQ mortgage loan is serviced.

34.68 Computershare Trust Company, National Association, as agent for Wells Fargo Bank, National Association, as trustee under the 3650R 2021-PF1 PSA, pursuant to which the PetSmart HQ mortgage loan is serviced. (see Exhibit 34.4)

34.69 Wells Fargo Bank, National Association, as master servicer under the MSWF 2023-1 PSA, pursuant to which the Rialto Industrial mortgage loan is serviced. (omitted; see Explanatory Note 14)

34.70 Argentic Services Company LP, as special servicer for the Rialto Industrial mortgage loan under the MSWF 2023-1 PSA. (omitted; see Explanatory Note 14)

34.71 Pentalpha Surveillance LLC, as operating advisor for the Rialto Industrial mortgage loan under the MSWF 2023-1 PSA. (see Exhibit 34.3)

34.72 Computershare Trust Company, National Association, as custodian for the Rialto Industrial mortgage loan under the MSWF 2023-1 PSA. (see Exhibit 34.5)

34.73 Computershare Trust Company, National Association, as trustee under the MSWF 2023-1 PSA, pursuant to which the Rialto Industrial mortgage loan is serviced. (see Exhibit 34.4)

35 Servicer compliance statement. (See Explanatory Note 15)

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

35.7 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the BBCMS 2022-C18 PSA, pursuant to which the 70 Hudson Street mortgage loan and the WRS Retail Portfolio loan are serviced. (see Exhibit 35.1)

35.8 Rialto Capital Advisors, LLC, as special servicer for the 70 Hudson Street mortgage loan and the WRS Retail Portfolio loan under the BBCMS 2022-C18 PSA.

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

35.17 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the BMO 2022-C3 PSA, pursuant to which the Kingston Square Apartments mortgage loan is serviced. (see Exhibit 35.1)

35.18 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the BBCMS 2022-C16 PSA, pursuant to which the Oak Ridge Office Park mortgage loan is serviced. (see Exhibit 35.1)

35.19 LNR Partners, LLC, as special servicer for the Oak Ridge Office Park mortgage loan under the BBCMS 2022-C16 PSA. (see Exhibit 35.2)

35.20 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the BMO 2023-C5 PSA, pursuant to which the Orizon Aerostructures mortgage loan is serviced. (see Exhibit 35.1)

35.21 Rialto Capital Advisors, LLC, as special servicer for the Orizon Aerostructures mortgage loan under the BMO 2023-C5 PSA. (see Exhibit 35.8)

35.22 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the 3650R 2021-PF1 PSA, pursuant to which the PetSmart HQ mortgage loan is serviced. (see Exhibit 35.1)

35.23 3650 REIT Loan Servicing LLC, as special servicer for the for the PetSmart HQ mortgage loan under the 3650R 2021-PF1 PSA. (see Exhibit 35.10)

35.24 Argentic Services Company LP, as special servicer for the Rialto Industrial mortgage loan under the MSWF 2023-1 PSA.

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

Date: March 31, 2025