Form 10-K
period 2025-12-31
BMO 2023-C4 Mortgage Trust
filed 2026-03-31
CIK 1957662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

13.  The Rialto Industrial mortgage loan, which represented approximately 4.5% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity.  The Rialto Industrial mortgage loan and each of the related companion loan(s) are serviced pursuant to the MSWF 2023-1 PSA (as defined in Item 15 below).  Effective as of March 1, 2025, Trimont LLC succeeded to Wells Fargo Bank, National Association in its capacity as master servicer under the MSWF 2023-1 PSA, as disclosed in the Current Report on Form 8-K filed on March 3, 2025 under Commission File No. 333-255934-04.

14.   Pursuant to Instruction 3 to Item 1122 of Regulation AB, the report on assessment of compliance with servicing criteria and attestation report on assessment of compliance with servicing criteria of (i) BellOak, LLC, as operating advisor for the Green Acres mortgage loan under the Benchmark 2023-V2 PSA, (ii) Wilmington Trust, National Association, as trustee under the BBCMS 2022-C16 PSA, pursuant to which the Oak Ridge Office Park mortgage loan is serviced, (iii) Wells Fargo Bank, National Association, as master servicer prior to March 1, 2025 under the MSWF 2023-1 PSA, pursuant to which the Rialto Industrial mortgage loan is serviced and (iv) Trimont LLC, as master servicer on and after March 1, 2025 under the MSWF 2023-1 PSA, pursuant to which the Rialto Industrial mortgage loan is serviced, are not included in this report on Form 10-K because each of BellOak, LLC, Wilmington Trust, National Association, Wells Fargo Bank, National Association and Trimont LLC performed activities that address the servicing criteria specified in Item 1122(d) of Regulation AB with respect to 5% or less of the pool assets of the issuing entity. This annual report on Form 10-K does not include the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of (i) Computershare Trust Company, National Association as certificate administrator under the FIVE 2023-V1 PSA, the BBCMS 2022-C18 PSA, the 3650R 2022-PF2 PSA, the Benchmark 2023-B38 PSA, the Benchmark 2023-V2 PSA, the Benchmark 2022-B37 PSA, the BMO 2022-C3 PSA, the BBCMS 2023-C19 PSA, the BBCMS 2022-C16 PSA, the BMO 2023-C5 PSA, the BBCMS 2022-C17 PSA and the MSWF 2023-1 PSA and (ii) Wells Fargo Bank, National Association, as certificate administrator under the 3650R 2021-PF1 PSA, because the certificate administrator under each such pooling and servicing agreement or trust and servicing agreement, as applicable, does not perform any activities that address the servicing criteria specified in Item 1122(d) of Regulation AB with respect to the issuing entity.

15.  This report on Form 10-K does not include the servicer compliance statements of (i) K-Star Asset Management LLC, as special servicer for the Kingston Square Apartments mortgage loan under the BMO 2022-C3 PSA, (ii) KeyBank National Association, as master servicer under the BBCMS 2023-C19 PSA, pursuant to which the Latitude at South Portland mortgage loan is serviced on and after April 27, 2023, (iii) K-Star Asset Management LLC, as special servicer for the Latitude at South Portland mortgage loan under the BBCMS 2023-C19 PSA, (iv) KeyBank National Association, as master servicer and as special servicer under the BBCMS 2022-C17 PSA, pursuant to which the Park West Village mortgage loan is serviced, (v) Wells Fargo Bank, National Association, as master servicer prior to March 1, 2025 under the MSWF 2023-1 PSA, pursuant to which the Rialto Industrial mortgage loan is serviced and (vi) Trimont LLC, as master servicer on and after March 1, 2025 under the MSWF 2023-1 PSA, pursuant to which the Rialto Industrial mortgage loan is serviced, because each of K-Star Asset Management LLC, KeyBank National Association, Wells Fargo Bank, National Association and Trimont LLC is an unaffiliated party that services less than 10% of the pool assets of the issuing entity, and therefore is not a servicer that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.  This annual report on Form 10-K does not include the servicer compliance statements of (i) Computershare Trust Company, National Association as certificate administrator under the FIVE 2023-V1 PSA, the BBCMS 2022-C18 PSA, the 3650R 2022-PF2 PSA, the Benchmark 2023-B38 PSA, the Benchmark 2023-V2 PSA, the Benchmark 2022-B37 PSA, the BMO 2022-C3 PSA, the BBCMS 2023-C19 PSA, the BBCMS 2022-C16 PSA, the BMO 2023-C5 PSA, the BBCMS 2022-C17 PSA and the MSWF 2023-1 PSA and (ii) Wells Fargo Bank, National Association, as certificate administrator under the 3650R 2021-PF1 PSA, because the certificate administrator under each such pooling and servicing agreement or trust and servicing agreement, as applicable, is not a servicer that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB with respect to the issuing entity.

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

(4.14) Pooling and Servicing Agreement, dated as of May 1, 2023 (the “MSWF 2023-1 PSA”), by and among Morgan Stanley Capital I Inc., as depositor, Trimont LLC (as successor to Wells Fargo Bank, National Association), as master servicer, Argentic Services Company LP, as special servicer, Computershare Trust Company, National Association, as certificate administrator and trustee, and Pentalpha Surveillance LLC, as operating advisor and as asset representations reviewer, (filed as Exhibit 4.1 to the registrant's Current Report on Form 8-K filed on March 28, 2024 under Commission File No. 333-255934-04, and is incorporated by reference herein).  (See Explanatory Note 13)

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

33.60 Computershare Trust Company, National Association, as custodian for the Park West Village mortgage loan under the BBCMS 2022-C17 PSA. (see Exhibit 33.5)

33.61 Computershare Trust Company, National Association, as trustee under the BBCMS 2022-C17 PSA, pursuant to which the Park West Village mortgage loan is serviced. (see Exhibit 33.4)

33.62 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the 3650R 2021-PF1 PSA, pursuant to which the PetSmart HQ mortgage loan is serviced. (see Exhibit 33.1)

33.63 3650 REIT Loan Servicing LLC, as special servicer for the PetSmart HQ mortgage loan under the 3650R 2021-PF1 PSA. (see Exhibit 33.18)

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

33.68 Computershare Trust Company, National Association, as agent for Wells Fargo Bank, National Association, as trustee under the 3650R 2021-PF1 PSA, pursuant to which the PetSmart HQ mortgage loan is serviced. (see Exhibit 33.4)

33.69 Wells Fargo Bank, National Association, as master servicer prior to March 1, 2025 under the MSWF 2023-1 PSA, pursuant to which the Rialto Industrial mortgage loan is serviced. (omitted; see Explanatory Note 14)

33.70 Trimont LLC, as master servicer on and after March 1, 2025 under the MSWF 2023-1 PSA, pursuant to which the Rialto Industrial mortgage loan is serviced. (omitted; see Explanatory Note 14)

33.71 Argentic Services Company LP, as special servicer for the Rialto Industrial mortgage loan under the MSWF 2023-1 PSA. (omitted; see Explanatory Note 14)

33.72 Pentalpha Surveillance LLC, as operating advisor for the Rialto Industrial mortgage loan under the MSWF 2023-1 PSA. (see Exhibit 33.3)

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

34.60 Computershare Trust Company, National Association, as custodian for the Park West Village mortgage loan under the BBCMS 2022-C17 PSA. (see Exhibit 34.5)

34.61 Computershare Trust Company, National Association, as trustee under the BBCMS 2022-C17 PSA, pursuant to which the Park West Village mortgage loan is serviced. (see Exhibit 34.4)

34.62 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the 3650R 2021-PF1 PSA, pursuant to which the PetSmart HQ mortgage loan is serviced. (see Exhibit 34.1)

34.63 3650 REIT Loan Servicing LLC, as special servicer for the PetSmart HQ mortgage loan under the 3650R 2021-PF1 PSA. (see Exhibit 34.18)

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

34.68 Computershare Trust Company, National Association, as agent for Wells Fargo Bank, National Association, as trustee under the 3650R 2021-PF1 PSA, pursuant to which the PetSmart HQ mortgage loan is serviced. (see Exhibit 34.4)

34.69 Wells Fargo Bank, National Association, as master servicer prior to March 1, 2025 under the MSWF 2023-1 PSA, pursuant to which the Rialto Industrial mortgage loan is serviced. (omitted; see Explanatory Note 14)

34.70 Trimont LLC, as master servicer on and after March 1, 2025 under the MSWF 2023-1 PSA, pursuant to which the Rialto Industrial mortgage loan is serviced. (omitted; see Explanatory Note 14)

34.71 Argentic Services Company LP, as special servicer for the Rialto Industrial mortgage loan under the MSWF 2023-1 PSA. (omitted; see Explanatory Note 14)

34.72 Pentalpha Surveillance LLC, as operating advisor for the Rialto Industrial mortgage loan under the MSWF 2023-1 PSA. (see Exhibit 34.3)

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

35.22 Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the 3650R 2021-PF1 PSA, pursuant to which the PetSmart HQ mortgage loan is serviced. (see Exhibit 35.1)

35.23 3650 REIT Loan Servicing LLC, as special servicer for the PetSmart HQ mortgage loan under the 3650R 2021-PF1 PSA. (see Exhibit 35.10)

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

Date: March 31, 2026